Form 10-K/A
period 2006-12-31
GSR 2006-4F
filed 2007-04-05
CIK 1358131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. Not Applicable.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy information statement; and, (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended date December 24, 1980). Not Applicable

                                     PART I

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

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) and Item 1115(b) of Regulation AB: Significant Enhancement
                                                 Provider Financial Information
         None.

Item 1117 of Regulation AB:  Legal Proceedings

     On April 2, 2007, New Century Financial Corporation filed for Chapter 11 bankruptcy in U.S. Bankruptcy Court for the District of Delaware.

     Pursuant to a Form 8-K filed on March 28, 2007 (the "March 28th Announcement"), on March 27, 2007, New Century, the parent of Home123, one of the original loan sellers, announced that it had signed consent agreements with the State of Idaho's Department of Finance, the State of Iowa's Superintendent of Banking, the State of Michigan's Office of Financial and Insurance Services and the State of Wyoming's Banking Commissioner (the "March 27th Consent Agreements"). Although New Century has signed the March 27th Consent Agreements and expects to comply with their terms, New Century has not yet received counterpart signatures from the respective states and accordingly such March 27th Consent Agreements may not be binding on the respective states. The March 27th Consent Agreements contain allegations that certain of New Century's subsidiaries have engaged in violations of state law, including, among other things, failure to fund mortgage loans after closing. The March 27th Consent Agreements restrain New Century's subsidiaries from taking certain actions, including, among other things, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction.

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

(a) See Exhibits 33 and 34.

(b)  Material instances of noncompliance:

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

                             Date:  April 5, 2007

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


By:     /s/ Michelle Gill
       -------------------------------------
Name:  Michelle Gill
Title: Vice President
       GS Mortgage Securities Corp.
Date:  April 5, 2007

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