Form 10-K/A
period 2006-12-31
GSR 2006-4F
filed 2008-06-02
CIK 1358131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

       Large accelerated filer   [ ]
       Accelerated filer         [ ]
       Non-accelerated filer [X] (Do not check if a smaller reporting company) Smaller reporting company [ ]

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         Not Applicable.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

    On or about March 11, 2008, Avelo provided the Registrant with a revised management's assessment of compliance with servicing criteria set forth in
    Item 1122(d) of Regulation AB (the "Revised Assessment"). This Revised Assessment is attached as Exhibit 33.6 to this report.

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

Assurant, Inc. has identified the following instances of noncompliance:

     Assurant, Inc. previously excluded the applicable servicing criteria set forth in 1122 (d)(4)(xii) from the scope of its assessment of compliance. Assurant, Inc. has now assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of noncompliance with that servicing criterion. Specifically, Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with 1122(d)(4)(xii). Accordingly, Assurant, Inc. has restated its previous assessment for the Reporting Period, which excluded evaluation of the criterion, to include the criterion and reflect the material noncompliance as a result of its assessment.

     On or about March 11, 2008, Assurant, Inc. provided the Registrant with a management's assessment of compliance with servicing criteria set forth in Item 1122(d) of Regulation AB and a registered public accounting firm assessment as set forth in Item 1122(b) of Regulation AB (the "Assurant Reports"). The Assurant Reports are attached as Exhibit 33.10 and
     Exhibit 34.10, respectively, to this report.

Item 1123 of Regulation AB, Servicer Compliance Statement

(a)  See Exhibit 35.

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1)  Not Applicable.

    (2)  Not Applicable.

    (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index

(b) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


By:     /s/ Michelle Gill
       -------------------------------------
Name:  Michelle Gill, Vice President
       (senior officer in charge of securitization of the depositor)

Date:  May 30, 2008

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

33.6 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Avelo Mortgage, L.L.C., as Servicer

33.7 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Countrywide Home Loans Servicing LP, as Servicer

33.8 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of GMAC Mortgage Corporation, as Servicer

33.9 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of GreenPoint Mortgage Funding, Inc., as Servicer

33.10 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Assurant, Inc., as Vendor for Avelo Mortgage, L.L.C., as Servicer

34.1 Attestation Report of Independent Registered Public Accounting Firm for The Bank of New York

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

34.6 Attestation Report of Independent Registered Public Accounting Firm for Avelo Mortgage, L.L.C., as Servicer

34.7 Attestation Report of Independent Registered Public Accounting Firm for Countrywide Home Loans Servicing LP, as Servicer

34.8 Attestation Report of Independent Registered Public Accounting Firm for GMAC Mortgage Corporation, as Servicer

34.9 Attestation Report of Independent Registered Public Accounting Firm for GreenPoint Mortgage Funding, Inc., as Servicer

34.10 Attestation Report of Independent Registered Public Accounting Firm for Assurant, Inc., as Vendor for Avelo Mortgage, L.L.C., as Servicer

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